Form 10-K
period 2006-12-31
Hyundai Auto Receivables Trust 2006-B; HYUNDAI ABS FUNDING CORP
filed 2007-03-30
CIK 1377876, 1260125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to
Commission File Number of Issuing Entity 333-134931-01
Hyundai Auto Receivables Trust 2006-B
(Exact Name of Issuing Entity as Specified in its Charter)
Commission File Number of Depositor 333-127967
Hyundai ABS Funding Corporation
(Exact Name of Depositor as Specified in its Charter)
Hyundai Motor Finance Company
(Exact Name of Sponsor as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation of the Issuing Entity)	33-0978453 (I.R.S. Employer Identification No.)

c/o 10550 Talbert Avenue, Fountain Valley, California (Address of Principal Executive Offices)	92708 (Zip Code)

Depositor’s telephone number including area code	(714) 594-1579

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer       ☐ Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1, Business
Item 1A, Risk Factors
Item 2, Properties
Item 3, Legal Proceedings
Item 4, Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant obligors of pool assets (Financial Information):
Not applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
Not applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Not applicable.
Item 1117 of Regulation AB. Legal Proceedings.
No legal proceedings are pending or known to be contemplated by governmental authorities against any of Hyundai Motor Finance Company (the “Sponsor”), Hyundai ABS Funding Corporation (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2006-B (the “Trust”) that are or would be material to holders of the Notes or the Certificates.
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
None.
PART III
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer. Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Issuing Entity; therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).
The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Issuing Entity.
There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.
In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports or the Attestation Report provided by the Indenture Trustee has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicing Report prepared by the Sponsor and the related Attestation Report have identified material noncompliance with servicing criteria 1122(d)(3)(i)(A) and (B). Specifically, with regard to servicing criteria 1122(d)(3)(i)(A) and (B), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports. Corrective action was completed to address ongoing compliance.
Item 1123 of Regulation AB. Servicer Compliance Statement.
The Sponsor, in its role as servicer, has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.
Item 15. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007	HYUNDAI AUTO RECEIVABLES TRUST 2006-B By: Hyundai ABS Funding Corporation, as Depositor
	By:	/s/ MIN SOK RANDY PARK
		Name:	Min Sok Randy Park
		Title:	Vice President and Secretary

EXHIBIT INDEX
     The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation and filed with the Securities and Exchange Commission on July 30, 2004 (No. 333-117398))

3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation and filed with the Securities and Exchange Commission on July 30, 2004 (No. 333-117398))

4.1	Amended and Restated Trust Agreement, dated as of November 3, 2006, by and between HAFC, as depositor, the Owner Trustee and HMFC, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, dated November 3, 2006, File No. 333-134931)

4.2	Indenture, dated as of November 3, 2006, by and between the Trust, as issuer, and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, dated November 3, 2006, File No. 333-134931)

10.1	Receivables Purchase Agreement, dated as of November 3, 2006, by and between HMFC, as seller and HAFC, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, dated November 3, 2006, File No. 333-134931)

10.2	Sale and Servicing Agreement, dated as of November 3, 2006, by and among the Trust, as issuer, HAFC, as depositor, HMFC, as seller and servicer and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated November 3, 2006, File No. 333-134931)

10.3	Owner Trust Administration Agreement, dated as of November 3, 2006, by and among the Trust, as issuer, HMFC, as administrator and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, dated November 3, 2006, File No. 333-134931)

31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assertion of Compliance with Regulation AB (Hyundai Motor Finance Company)

33.2	Management’s Assertion of Compliance with Regulation AB (Citibank, N.A.)

34.1	Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Hyundai Motor Finance Company)

Exhibit No.
34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP, on behalf of Citibank, N.A.)

35.1	Servicer Compliance Statement of Hyundai Motor Finance Company